Form 10-K
period 2023-12-31
BENCHMARK 2018-B6 MORTGAGE TRUST
filed 2024-03-29
CIK 1751874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Not Applicable

EXPLANATORY NOTES

1 Effective as of May 10, 2023, Midland Loan Services, a Division of PNC Bank, National Association was terminated as the special servicer under the Benchmark 2018-B6 PSA and K-Star Asset Management LLC has been appointed to act as successor special servicer under the Benchmark 2018-B6 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on May 10, 2023 under Commission File No. 333-207132-19.

2 The Aventura Mall mortgage loan, which represented approximately 9.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Aventura Mall mortgage loan and the related companion loan(s) are serviced pursuant to the Aventura Mall 2018-AVM TSA.

3 The 636 11th Avenue mortgage loan, which represented approximately 4.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The JAGR Hotel Portfolio mortgage loan, which represented approximately 1.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 636 11th Avenue mortgage loan, the JAGR Hotel Portfolio mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2018-B4 PSA.

4 The Workspace mortgage loan, which represented approximately 3.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Workspace mortgage loan and the related companion loan(s) are serviced pursuant to the JPMCC 2018-WPT TSA.

5 The TriBeCa House mortgage loan, which represented approximately 2.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The TriBeCa House mortgage loan and the related companion loan(s) are serviced pursuant to the COMM 2018-HOME PSA. Effective as of May 7, 2021, AEGON USA Realty Advisors, LLC was terminated as the special servicer with respect to the TriBeCa House loan combination under the COMM 2018-HOME PSA and Situs Holdings, LLC has been appointed to act as successor special servicer with respect to the TriBeCa House loan combination under the COMM 2018-HOME PSA, as disclosed in the Current Report on Form 8-K/A filed by the registrant on May 17, 2021 under Commission File No. 333-207132-19.

6 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Situs Holdings, LLC, as special servicer for the TriBeCa House mortgage loan under the COMM 2018-HOME PSA, are not included in this report on Form 10-K because Situs Holdings, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the Aventura Mall 2018-AVM TSA, the Benchmark 2018-B4 PSA, the JPMCC 2018-WPT TSA and the COMM 2018-HOME PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

7 This annual report on Form 10-K does not include the servicer compliance statements of Situs Holdings, LLC, as special servicer for the TriBeCa House mortgage loan under the COMM 2018-HOME PSA, because Situs Holdings, LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of Wells Fargo Bank, National Association as certificate administrator under the Aventura Mall 2018-AVM TSA, the Benchmark 2018-B4 PSA, the JPMCC 2018-WPT TSA and the COMM 2018-HOME PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

4.1

Pooling and Servicing Agreement, dated as of October 1, 2018 (the “Benchmark 2018-B6 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, KeyBank National Association, as master servicer, K-Star Asset Management LLC (as successor to Midland Loan Services, a Division of PNC Bank, National Association), as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated October 9, 2018, and filed by the registrant on October 9, 2018 under Commission File No. 333-207132-19, and is incorporated by reference herein). (see Explanatory Note #1)

4.2

Trust and Servicing Agreement, dated as of June 29, 2018 (the “Aventura Mall 2018-AVM TSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as servicer, CWCapital Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated October 9, 2018, and filed by the registrant on October 9, 2018 under Commission File No. 333-207132-19, and is incorporated by reference herein). (see Explanatory Note #2)

4.3

Pooling and Servicing Agreement, dated as of July 1, 2018 (the “Benchmark 2018-B4 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated October 9, 2018, and filed by the registrant on October 9, 2018 under Commission File No. 333-207132-19, and is incorporated by reference herein). (see Explanatory Note #3)

4.4

Trust and Servicing Agreement, dated as of July 31, 2018 (the “JPMCC 2018-WPT TSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, KeyBank National Association, as servicer and special servicer, Park Bridge Lender Services LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated October 9, 2018, and filed by the registrant on October 9, 2018 under Commission File No. 333-207132-19, and is incorporated by reference herein). (see Explanatory Note #4)

4.5

Pooling and Servicing Agreement, dated as of June 1, 2018 (the “COMM 2018-HOME PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, AEGON USA Realty Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated October 9, 2018, and filed by the registrant on October 9, 2018 under Commission File No. 333-207132-19, and is incorporated by reference herein). (see Explanatory Note #5)

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #6)

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer

33.2a	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer prior to May 10, 2023

33.2b	Report on assessment of compliance with servicing criteria for asset-backed securities, K-Star Asset Management LLC, as special servicer on and after May 10, 2023

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee

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

34.2a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer prior to May 10, 2023

34.2b	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, K-Star Asset Management LLC, as special servicer on and after May 10, 2023

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee

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

35	Servicer compliance statements. (see Explanatory Note #7)

35.1	Servicer compliance statement, KeyBank National Association, as master servicer

35.2a	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer prior to May 10, 2023

35.2b	Servicer compliance statement, K-Star Asset Management LLC, as special servicer on and after May 10, 2023

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Wells Fargo Bank, National Association, as servicer for the Aventura Mall mortgage loan under the Aventura Mall 2018-AVM TSA

35.5	Servicer compliance statement, CWCapital Asset Management LLC, as special servicer for the Aventura Mall mortgage loan under the Aventura Mall 2018-AVM TSA

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

Date: March 28, 2024

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President