Form 10-K
period 2024-12-31
BENCHMARK 2018-B6 MORTGAGE TRUST
filed 2025-03-31
CIK 1751874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

388 Greenwich Street, 26th Floor

New York, New York 10013

(Address of principal executive offices of issuing entity)

(212) 816-4936

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #6)

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, K-Star Asset Management LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee

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

35	Servicer compliance statements. (see Explanatory Note #7)

35.1	Servicer compliance statement, KeyBank National Association, as master servicer

35.2	Servicer compliance statement, K-Star Asset Management LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Wells Fargo Bank, National Association, as servicer for the Aventura Mall mortgage loan under the Aventura Mall 2018-AVM TSA

35.5	Servicer compliance statement, CWCapital Asset Management LLC, as special servicer for the Aventura Mall mortgage loan under the Aventura Mall 2018-AVM TSA

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

Date: March 28, 2025

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President